Form 10-K
period 2014-12-31
California Republic Auto Receivables Trust 2014-4
filed 2015-03-30
CIK 1626937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-199204-01

California Republic Auto Receivables Trust 2014-4

(Exact name of Issuing Entity as specified in its charter)

California Republic Funding, LLC

(Exact name of Depositor as specified in its charter)

California Republic Bank

(Exact name of Sponsor as specified in its charter)

Delaware	38-7127517
(State or other jurisdiction of incorporation or Organization)	(I.R.S Employer Identification No.)

18400 Von Karman Avenue Ste 1100, Irvine, CA	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 270-9700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities

Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

PART I

The following items have been omitted from Part I in accordance with general instruction J(1) to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Mine Safety Disclosures.

Item 1B. Unresolved Staff Comments.

None.

PART II

The following items have been omitted from Part II in accordance with general instruction J(1) to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

None.

PART III

The following items have been omitted from Part III in accordance with general instruction J(2) to Form 10-K:

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accounting Fees and Services.

The following substitute information is provided in accordance with General Instruction J(2) to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)

No single obligor represents more than 10% of the pool assets held by California Republic Auto Receivables Trust 2014-4 (the “Trust”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers)

None.

Item 1115(b) of Regulation AB. Certain Derivative Instruments (Financial Information)

No entity or group of affiliated entities provides any derivative instruments that are used to alter payments characteristics of the cash flows from the Trust.

Item 1117 of Regulation AB. Legal Proceedings

No legal proceedings are pending against any of California Republic Bank (the “Sponsor”), California Republic Funding, LLC (the “Depositor”), or the Trust, or against any property of any such entities that are or would be material to holders of the Notes or certificates (the “Certificates”) issued by the Trust.

Deutsche Bank Trust Company Americas (“DBTCA”), the Indenture Trustee with respect to the Trust, has provided the following disclosure:

DBTCA has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities (“RMBS”) trusts. On June 18, 2014, a group of investors (“Plaintiff Investors”) filed a civil action against DBTCA and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA’s and DBNTC’s alleged failure to perform their obligations as trustees for the trusts (the “NY Derivative Action”). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the “SDNY Action”), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. DBTCA has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as indenture trustee on behalf of the noteholders.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all the pool assets owned by the Trust. The Sponsor is also the primary servicer. The Depositor is a wholly-owned subsidiary of the Sponsor and, therefore, a wholly-owned subsidiary of the originator and the primary servicer.

The Indenture Trustee is not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor, or the Trust. The Owner Trustee is not affiliated with the Sponsor or the Depositor.

There are no significant obligors or support providers, or other material parties related to the Notes or Certificates.

In addition, there are no business relationships, agreements, arrangements, transactions or understanding outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and Certificates by the Trust, between the Sponsor, the Depositor or the Trust and any of the parties mentioned in this Item.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as servicer), and the Indenture Trustee (the Sponsor, as servicer, and the Indenture Trustee collectively as the “Servicing Participants”) have each been identified by the Depositor as participating in the servicing function with respect to the asset pool held by the Trust. The Servicing Participants have each completed a report on an assessment of compliance with its respective servicing functions (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Neither the Servicing Reports prepared by any of the Servicing Participants, nor the Attestation Reports provided by the Servicing Participants’ respective registered public accounting firms have identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Sponsor (in its role as servicer) has been identified by the Depositor as a servicer with respect to the asset pool held by the Trust. The Sponsor has completed a statement of compliance with applicable servicing criteria (the “Compliance Statement”), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements: Not applicable.
(2) Financial Statement Schedules: Not applicable
(3) List of Exhibits

The following exhibits are provided as part of, and incorporated by reference into, this Annual Report on Form 10-K:

Exhibit	Description

3.1	Depositor’s Certificate of Formation	*

3.2	Depositor’s Operating Agreement	*

4.1	The Indenture	**

4.2	Amended and Restated Trust Agreement	**

10	Sale and Servicing Agreement	**

31	Section 302 Certification	Filed herewith

33.1	Management’s Report on assessment of Compliance with SEC Regulation AB Servicing Criteria	Filed herewith

33.2	Indenture Trustee’s Assertion of Compliance	Filed herewith

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP on behalf of California Republic Bank)	Filed herewith

34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP on behalf of Indenture Trustee)	Filed herewith

35	Servicing Compliance Report of California Republic Bank as Servicer	Filed herewith

*	Incorporated herein by reference to the corresponding Exhibit to California Republic LLC’s Registration Statement filed on August 28, 2013 (File No. 333-190866).

**	Incorporated herein by reference to the corresponding Exhibit to the Form 8-K filed on December 22, 2014 (File No. 333-199204-01).

(b)	Exhibits.

The Depositor hereby is providing as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

(c)	Financial Statement Schedule.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California Republic Funding, LLC, as Depositor

By: /s/ Mark K. Olson

Mark K. Olson, Chief Financial Officer

Dated: March 27, 2015